Form 10-Q
period 2026-08-31
MobbQuest Inc.
filed 2026-10-08
CIK 2109817

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-294525

MobbQuest Inc.

(Exact name of registrant as specified in its charter)

Wyoming	39-3278864
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

39 Wyandotte Avenue

Oceanport, NJ 07757

(Address of principal executive offices) (Zip Code)

(848) 500-0715

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐  No ☒

As of October 7, 2026, the registrant had 45,159,070 shares of $0.0001 par value common stock outstanding.

MOBBQUEST INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOBBQUEST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2026	November 30, 2025
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,621	$48,283
Inventory	496	-
Total Current Assets	4,117	48,283

Total Assets	4,117	48,283

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accrued expenses	-	300
Total Current Liabilities	-	300

Total Liabilities	-	300

Commitments and contingencies (See Note 5)

Stockholders’ Equity (Deficit)
Common shares, voting $0.0001 par value, 46,000,000 authorized, 45,159,070 issued and outstanding, as of August 31, 2026	4,516	-
Common stock issuable	36,828	59,368
Additional paid-in-capital	54,852	-
Retained earnings (deficit)	(92,079)	(11,385)
Total Shareholders’ Equity (Deficit)	4,117	47,983
Total Liabilities and Shareholders’ Equity (Deficit)	$4,117	$48,283

See accompanying notes to condensed consolidated financial statements.

MOBBQUEST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2026	Nine months ended August 31, 2026

Revenues	$-	$-

Operating Expenses
Research and development	635	6,910
General and administrative expenses	14,433	73,349
Total operating expenses	15,068	80,259

Loss from Operations	(15,068)	(80,259)

Other Income (Expenses)
Interest expense	185	436
Total Other Income (Expenses)	(185)	(436)

Income Before Income Tax	(15,253)	(80,695)

Provision for Income Tax	-	-

Net Loss	$(15,253)	$(80,695)

Weighted Average Number of Common Shares - Basic and Diluted	44,171,483	44,171,483

Net Loss for the Period Per Common Share - Basic and Diluted	$(0.00)	$(0.00)

See accompanying notes to condensed consolidated financial statements.

MOBBQUEST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

(Unaudited)

	Common Stock
	Shares	Value	Issuable Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at November 30, 2025	-	$-	$59,368	$-	$(11,384)	$47,983
Common stock issuable	-	-	36,829	-	-	36,829
Common stock issuable, issued	-	-	(59,368)	-	-	(59,368)
Issuance	45,159,070	4,516	-	54,852	-	59,368
Net Loss	-	-	-	-	(35,630)	(35,630)
Balance at February 28, 2026	45,159,070	4,516	36,828	54,852	(47,013)	49,182
Net Loss	-	-	-	-	(29,812)	(29,812)
Balance at May 31, 2026	45,159,070	4,516	36,828	54,852	(76,825)	19,370
Net Loss	-	-	-	-	(15,253)	(15,253)
Balance at August 31, 2026	45,159,070	$4,516	$36,828	$54,852	$(92,078)	$4,117

See accompanying notes to condensed consolidated financial statements.

MOBBQUEST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine months ended August 31, 2026

Cash Flows from Operating Activities
Net Loss	$(80,695)
Adjustments to reconcile net loss to cash provided by operating activities
Increase in inventory	(496)
Decrease in accrued expenses	(299)
Net cash used in operating activities	(81,490)

Cash Flows from Investing Activities
Net cash used in investing activities	-

Cash Flows from Financing Activities
Change in stock issuable	(22,541)
Increase in common stock	4,516
Increase in APIC	54,852
Net cash provided by financing activities	36,827

Net cash increase (decrease) during the Year	(44,663)
Cash at beginning of year	48,284
Cash at end of period	$3,621

See accompanying notes to condensed consolidated financial statements.

MOBBQUEST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Business Operation

MobbQuest, Inc (the “Company”) is in the Health and Technology industry, maintains offices at 39 Wyandotte Avenue Oceanport NJ 07757, was incorporated in the state of Wyoming and commenced operation on July 17, 2025.

Note 2 - Basis of Presentation

The accompanying financial /statements, which exclusively represent the operations of the Company through August 31, 2026, and disclosures regarding certain activities up to and including the years then ended, have been prepared on the accrual basis in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with GAAP. References to GAAP issued by the Financial Accounting Standards Board’s (“FASB”) in these accompanying notes to the financial statements are to the FASB Accounting Standards Codification (“ASC”).

Note 3 - Summary of Significant Accounting Policies

The summary of significant accounting policies presented as follows represents those of the business as applicable for the periods presented herein and through the inception date.

Use of Estimates

The preparation of the Company financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the financial statements and accompanying notes thereto. The Company most significant estimates and assumptions are related to impairment assessments and loss contingencies. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results could differ from those estimates.

Liquidity and Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has shareholders’ equity of $4,117 for the period ended August 31, 2026 and an accumulated deficit of $92,079 as of August 31, 2026. The Company has not yet generated revenue from operations and has funded its activities to date primarily through the issuance of common stock and additional paid-in capital. The Company has incurred recurring losses from operations. For the nine months ended August 31, 2026, the Company incurred a net loss of $80,695 and used $81,490 of cash in operating activities. As of August 31, 2026, the Company had cash and cash equivalents of $3,621. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management has evaluated these conditions and plans to raise additional capital through the issuance of equity or debt securities and to continue efforts to generate revenue in the future. Although management believes its plans, if achieved, may mitigate the conditions raising substantial doubt, there can be no assurance that management will be successful in raising additional capital on terms acceptable to the Company, or at all. As a result, management has concluded that substantial doubt about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued has not been alleviated. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash and Cash Equivalents

The Company consider liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company continually monitor its positions with, and the credit quality of, the financial institutions with which it invests. As of the balance sheet dates, and periodically throughout the years, we have maintained balances in various operating accounts less than federally insured limits. As of August 31, 2026 and November 30, 2025, the Company had a balance of $3,621 and $48,283, respectively.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the fair value hierarchy, which groups fair value-measured assets and liabilities based upon the following levels of inputs:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of financial instruments such as accounts receivable, accounts payable and accrued expenses approximate fair value due to short-term nature of these instruments.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which modifies lease accounting for lessees to increase transparency and comparability by recording lease assets and liabilities for operating leases and disclosing key information about leasing arrangements. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which affect certain aspects of the previously issued guidance. In December 2018, the FASB issued ASU No. 2018-20, Narrow- Scope Improvements for Lessor, Leases (Topic 842), which provides guidance on sales tax and other taxes collected from lessees. In December 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Topic 842, Leases, which affect certain aspects of the previously issued guidance. Amendments include an additional transition method that allows entities to apply the new standard on the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings, as well as a new practical expedient for lessors. As of the adoption of Topic 842 there was no material impact.

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

Legal and Other Contingencies

From time to time, the Company may be a party to litigation and subject to claims incident to the ordinary course of business, including intellectual property claims, labor and employment claims, breach of contract claims and other asserted and unasserted claims. The Company investigates these claims as they arise and will accrue a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred.

Income Taxes

The Company had a total net loss for the 2025 year end, therefore there is no tax owed.

Note 4 - Supplemental Balance Sheet Disclosures

Inventory

Inventory consists of smart bracelet like devices that is to be sold as revenue. It is valued at $496.

Note 5 - Commitment and Contingencies

Leases

As discussed in Note 2 above, the Company adopted ASU No. 2016-02, the Company has no current lease contract.

Contingencies

The Company has no outstanding litigation against it.

Note 6 - Shareholders’ (Deficit) Equity

The Company is authorized to issue 46,000,000 common shares with $0.0001 par value. As of August 31, 2026 the Company has 45,159,070 common shares issued and 368,275 shares issuable.

Note 7 - Taxes

The Company had a total net loss for the 2025 year end and no revenue for year to date, therefore there is no tax owed.

Note 8 - Subsequent Events

In accordance with SFAS 165 (ASC 85510) management has performed an evaluation of subsequent events through October 7, 2026, the date the financial statements were available to be issued, and has determined that there is no subsequent event to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the condensed consolidated results of operations and financial condition of MobbQuest Inc. ( “MobbQuest”, the “Company”, “us,” “we,” “our,”) as of August 31, 2026 and for the three and nine months ended August 31, 2026 4 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in Amendment No. 2 to our Registration Statement on Form S-as filed with the Securities and Exchange Commission (“SEC”) on July 30, 2026.

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Amendment No. 2 to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (“SEC”) on July 30, 2026.

Going Concern

The future of our company depends on its ability to secure financing and generate revenue from our planned platforms. Management has plans to seek additional capital through a private placement and public offering of our common stock, if necessary. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Plan of Operation

We plan to apply to be listed on the OTCID tier of OTC Markets and to raise additional capital through private or public offerings of equity or debt securities.

Results of Operations for the period from July 16, 2025 (date of inception) through November 30, 2025 compared to the three months and nine months ended August 31, 2026

Revenues

Revenues from continuing operations for the period July 16, 2025 (date of inception) through November 30, 2025 and for the three and nine months ended August 31, 2026 were $0.

Expenses

The total operating expenses for the period from July 16, 2025 (date of inception) through November 30, 2025, were $11,385, made up of research and development expenses and general and administrative expenses. Research and Development expenses were $3,100, and general and administrative fees were $8,285. For the three and nine months ended August 31, 2026, total operating expenses were $15,068 and $80,259, respectively. Research and Development expenses were $635 and $6,910 for the three and nine month periods ended August 31, 2026, respectively. General and administrative for the three and nine month periods ended August 31, 2026 were $14,433 and $73,349, respectively.

The following tables set forth the summary financial data from MobbQuest Inc.’s Audited Statements of Operations for the period from inception (July 16, 2025) to November 30, 2025 and for the nine months ended August 31, 2026. The accompanying notes are an integral part of these financial statements and should be read in conjunction with the financial statements, related notes, and other financial information included in this prospectus.

	Cumulative Results from July 16, 2025 (inception date) through November 30, 2025	Results for the nine months ended August 31, 2026
	(audited)	(unaudited)
Total Revenues	$-	$-
General and Administrative Expenses	8,285	73,349
Research and Development Expenses	3,100	6,910
Net Loss	$(11,385)	$(80,695)

Liquidity and Capital Resources

As of the period ending November 30, 2025, we had $48,284 in current assets consisting of cash and cash equivalents. As of August 31, 2026, we had $4,117 in current assets consisting of $3,621 of cash and cash equivalents and $496 of inventory. Current liabilities at November 30, 2025 and August 31 were $300 and $0, respectively.

Off-Balance Sheet Arrangements

We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Quantitative and Qualitative Disclosures about Market Risk

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with maturities of less than three months when acquired to be cash equivalents.

Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period.

Foreign exchange risk

We do not believe that we currently have any significant direct foreign exchange risk and have not used any derivative financial instruments to hedge exposure to such risk. In addition, as our business and operation expand in European and other overseas markets in the future, we may be exposed to increased foreign exchange risks for other currencies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with United States generally accepted accounting principles.

In connection with the preparation of this Quarterly Report, management, with the participation of our Principal Executive and Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive and Financial Officer concluded that, as of August 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any pending legal proceeding or litigations and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Amendment No. 2 to our Registration Statement on Form S-1 which was filed with the SEC on July 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any equity securities during the three months ended August 31, 2026.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits

Exhibit	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Instance Schema
101.CAL	Inline XBRL Instance Calculation Linkbase
101.DEF	Inline XBRL Instance Definition Linkbase
101.LAB	Inline XBRL Instance Label Linkbase
101.PRE	Inline XBRL Instance Presentation Linkbase
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

(b) Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MOBBQUEST INC.

Dated: October 8, 2026	By:	/s/ Gerard Ascolese
	Name:	Gerard Ascolese
	Title:	Chief Executive Officer (Principal Executive Officer)

Dated: October 8, 2026	By:	/s/ Jacqueline Kripaitis
	Name:	Jacqueline Kripaitis
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)